Form 10-K
period 2004-12-31
CAPITAL AUTO RECEIVABLES ASSET TRUST 2004-1; CAPITAL AUTO RECEIVABLES INC
filed 2005-03-31
CIK 1281990, 893958

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ________________.

Commission file number: 333-105077

Capital Auto Receivables, Inc.
Capital Auto Receivables Asset Trust 2004-1
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	38-3082892 20-0746995 (I.R.S. Employer Identification No.)

c/o General Motors Acceptance Corporation
200 Renaissance Center
P.O. Box 200 Detroit, Michigan
48265-2000
(Address of principal executive offices)
(Zip Code)

(313) 556-5000
(Registrant’s telephone number, including area code)

Securities registered or to be registered pursuant to Section 12(b) of the Act: None

Securities required to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

Documents incorporated by reference. None

INDEX
Capital Auto Receivables, Inc.

Part I

Item 1. Business
Capital Auto Receivables Asset Trust 2004-1 (the “Trust”) was formed pursuant to a Trust Agreement between Capital Auto Receivables, Inc. (the “Seller”) and Deutsche Bank Trust Company Delaware, as Owner Trustee (the “Owner Trustee”). The Trust has issued Asset-Backed Notes (the “Notes”). The Notes are issued and secured pursuant to an Indenture between the Trust and JPMorgan Chase Bank, as Indenture Trustee (the “Indenture Trustee” and, together with the Owner Trustee, the “Trustees”). The Trust has also issued Asset-Backed Certificates (the “Certificates”). For further information, refer to the Prospectus Supplement dated February 19, 2004 filed pursuant to Rule 424(b) on February 27, 2004.

Item 2. Properties
The property currently held by the Trust includes a pool of retail instalment sales contracts and direct purchase money loans secured by new automobiles and light trucks, certain monies due or received thereunder, security interests in the vehicles financed thereby and interest rate swaps.

Item 3. Legal Proceedings
There are no material legal proceedings involving the Trust, the Seller or General Motors Acceptance Corporation (“GMAC” or the “Servicer”) which relate to the Trust or its property pending as of the date of this report.

Item 4. Submission of Matters to a Vote of Security Holders
No votes or consents of Noteholders or Certificateholders were solicited for any purpose during the year ended.

Part II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters
As of December 31, 2004, the holders of the Asset-Backed Notes and Asset-Backed Certificates issued by the Trust totaled:

Class A-2 Notes	13
Class A-3 Notes	32
Class A-4 Notes	35
Certificates	5

To the best knowledge of the Registrant, there is no established public trading market for the Notes or Certificates.

Item 6. Selected Financial Data
Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Trust was formed pursuant to a Trust Agreement between the Seller and Deutsche Bank Trust Company Delaware, as Owner Trustee. The Trust issued the following Asset-Backed Notes and Certificates described in the following table. The Trust acquired retail instalment sales contracts and direct purchase money loans from the Seller in the aggregate amount as shown below in exchange for Asset-Backed Notes and Asset-Backed Certificates representing undivided equity interests in the Trust.

		Retail
		Instalment
	Date of Trust	Sales Contracts
	Sale and Servicing	Aggregate	Asset-Backed		Asset-Backed
Trust	Agreement	Amount	Notes		Certificates
		(millions)	(millions)		(millions)
Capital	March 2, 2004	$2,280	Class A-1	$ 553	$61
Auto			(Private Placement)
Receivables			Class A-2	475
Asset Trust			Class A-3	640
2004-1			Class A-4	303

GMAC, the acquirer of the retail instalment sales contracts and direct purchase money loans, continues to service the receivables for the aforementioned Trust and receives compensation and fees for such services. Investors receive periodic payments of principal and interest for each class of Notes and Certificates as the receivables are liquidated.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not Applicable

Item 8. Financial Statements and Supplementary Data
Not Applicable

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Not Applicable

Item 9B. Other Information
None

Part III

Item 10. Directors and Executive Officers of the Registrant
Not Applicable

Item 11. Executive Compensation
Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management
Not Applicable

Item 13. Certain Relationships and Related Transactions
None

Item 14. Principal Accountant Fees and Services
None

Part IV

Item 15. Exhibits, Financial Statement Schedules
     (a) List the following documents filed as a part of the report:

(1)	Financial Statements — Not Applicable.

(2)	Financial Statement Schedules — Not Applicable

(3)	Exhibits

•	Annual Statement to Noteholders and Certificateholders stating aggregate totals of information in distribution reports.

•	Officer’s Certificate of Compliance pursuant to Section 4.1 of the Trust Sale and Servicing Agreement.

•	Copy of Report of Independent Registered Public Accounting Firm dated March 11, 2005.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Auto Receivables Asset Trust 2004-1

by: General Motors Acceptance Corporation
(Administrator, not in its individual capacity but
solely as Administrator on behalf of the Trust)

Date: March 31, 2005	/s/ Jerome B. Van Orman, Jr.
(Jerome B. Van Orman, Jr., Vice President —
Finance and Chief Financial Officer of GMAC
North American Operations )

Index of Exhibits

Exhibit	Description	Method of Filing

31	Certification of Executive Officer Pursuant to Rule 13a-14/15d-14	Filed herewith.

99.1	Aggregate Annual Servicing Report For Capital Auto Receivables Asset Trust 2004-1	Filed herewith.

99.2	Capital Auto Receivables Asset Trust 2004-1 Annual Statement as to Compliance	Filed herewith.

99.3	Report of Independent Registered Public Accounting Firm dated March 11, 2005	Filed herewith.